Form 10-K
period 1999-12-31
SAXON ASSET SECURITIES TR 1999-3 MT LN AST BK CER SER 1999-3
filed 2000-04-12
CIK 1095970

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended Decmeber 31, 1999

[ ]      Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                        Commission File Number 333-04127-08

                       Saxon Asset Securities Trust 1999-3
             Mortgage Loan Asset Backed Certificates, Series 1999-3

             (Exact name of registrant as specified in its charter)

         Virginia                                              52-1785164
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)

                    4880 Cox Road, Glen Allen, Virginia 23060
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code : (804) 967-7400

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Documents incorporated by reference:  None

                      SAXON ASSET SECURITIES TRUST 1999-3
                               TABLE OF CONTENTS

PART I

Item  1. Business

Item  2. Properties

Item  3. Legal Proceedings

Item  4. Submission of Matters to a Vote of Security Holders

PART II

Item  5. Market for Registrant's Common Equity and Related Stockholder Matters

Item  6. Selected Financial Data

Item  7. Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Item  8. Financial Statements and Supplementary Data

Item  9. Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURE

Supplemental Information to be Furnished with Reports Filed Pursuant to Section
  15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant of Section 12 of the Act

INDEX TO EXHIBITS

This Annual Report on Form 10-K is filed in accordance with a letter dated March 13, 1997 sent to the Office of Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission (the "Commission") requesting that the Commission enter an order pursuant to Section 12(h) of the Securities Exchange Act of 1934 (the "Exchange Act"), granting exemption for the Trust from the reporting requirements of Section 13 and 15(d), or issue a no action letter to like effect. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.


PART I

Item 1.  Business

         Omitted.

Item 2.  Properties

         Omitted.

Item 3.  Legal Proceedings

     The Registrant is not aware of any material legal proceeding with respect to, the Company, the Master Servicer or the Trustee, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Trust does not issue stock.

     As of Decmeber 31, 1999, the number of holders of each Class of Offered Certificates was as follows:

          Class AF-1     11
          Class AF-2     7
          Class AF-3     19
          Class AF-4     10
          Class AF-5     3
          Class AF-6     7
          Class MF-1     2
          Class MF-2     2
          Class BF-1     2
	  Class BF-1A	 5
          Class AV-1     2
	  Class AV-2	 8
          Class MV-1     2
          Class MV-2     2
          Class BV-1     1
	  Class BV-1A	 4

Item 6.  Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

         Omitted.

Item 8.  Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following entities own more than 5% of the specified Class of Certificates. These positions are held through the Depository Trust Company. The Master Servicer has not been advised that any such DTC participants are beneficial owners.

          Class AF-1     Bankers Trust Company
                         Boston Safe Deposit & Trust Company
                         Chase Manhattan Bank
			 KeyBank National Association
			 Northern Trust Company
			 State Street Bank & Trust Company
          Class AF-2     Bank of New York
                         Brown Brothers Harriman & Co.
                         Chase Manhattan Bank
                         Boston Safe Deposit & Trust Company
          Class AF-3     Bankers Trust Company
                         Chase Manhattan Bank
                         State Street Bank & Trust Company
                         Northern Trust Company
			 Bank of New York
          Class AF-4     Bank of New York
                         CitiBank, N.A.
                         First Union National Bank
			 State Street Bank & Trust Company
          Class AF-5     Bank of New York
                         Chase Manhattan Bank
                         CitiBank, N.A.
          Class AF-6     Bank of New York
                         Boston Safe Deposit & Trust Company
                         National City Bank
                         Prudential Securities Inc.
                         Union Bank of California
          Class MF-1     Bank of New York
                         State Street Bank & Trust Company
          Class MF-2     CitiBank, N.A.
                         Chase Manhattan Bank
          Class BF-1     Chase Manhattan Bank
			 Bank of New York
	  Class BF-1A	 Bank of New York
			 Chase Manhattan Bank
			 Firstar Bank, N.A.
			 PNC Bank, National Association
			 U.S. Bank National Association
          Class AV-1     Boston Safe Deposit & Trust Company
                         Fannie Mae/Investment
	  Class AV-2	 Brown Brothers Harriman & Co.
			 Chase Manhattan Bank
			 CitiBank, N.A.
			 HSBC Bank USA/Republic Investment Account
			 State Street Bank & Trust Company
          Class MV-1     Bank One Trust Company, N.A.
			 UMB Bank, National Association
          Class MV-2     Boston Safe Deposit & Trust Company
                         Citibank, N.A.
          Class BV-1     Bankers Trust Comapny
	  Class BV-1A	 CitiBank, N.A.
			 Firstar Bank, N.A.
			 Lehman Brothers, Inc.
			 PNC Bank, National Association

Item 13. Certain Relationships and Related Transactions

         No reportable transactions have occurred.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:
         Omitted.

    (2)  Financial Statement Schedules:
         Omitted.

    (3)  Listed below are the documents filed as a part of this report:

         Exhibit Number
         --------------
          99.1  Annual Statement of Compliance by Master Servicer
          99.2  Annual Certificate of Compliance
          99.3  Annual Statement of Independent Accountants
          99.4  Annual Compilation of Selected Financial Information

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant during the last quarter of 1998.

     Current Reports on Form 8-K, dated December 27, 1999 was filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same dates. The items reported in such Current Report were Item 5 (Other Events).

(c)   Exhibits to this report are listed in Item (14)(a)(3) above.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Saxon Asset Securities Trust 1999-3
                                       Mortgage Loan Asset Backed Certificates
                                       1999-3


Date:  March 31, 2000           By:   /s/ Bradley D. Adams
                                      ---------------
                                      Bradley D. Adams
                                      Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                               INDEX TO EXHIBITS

Exhibit
Number                     Description of Exhibits                     Page
- --------------------------------------------------------------------

 99.1  Annual Statement of Compliance by Master Servicer
 99.2  Annual Certificate of Compliance
 99.3  Annual Statement of Independent Accountants
 99.4  Annual Compilation of Selected Financial Information

EXHIBIT 99.1
Annual Statement of Compliance by Master Servicer

					Annual Statement of Compliance
						For
				Trust Agreement, dated as of August 1, 1999
			Mortgage Loan Asset Backed Certificates, Series 1999-3


	I, Joan M. Dolce, Hereby certify that I am duly elected as Vice President of Saxon Mortgage, Inc., a Virginia corporation (Saxon) and further certify that:

(1)	I have reviewed the activities of the Master Servicer during the
	preceding calendar year or portion thereof and its performance under the Trust Agreement, and

(2)	To the best of my knowledge, based on such review, the Master
	Servicer has performed and fulfilled its duties, responsibilities under the Trust Agreement in all material respects throughout such year, or, if there has been a default in the fulfillment of any such duties, responsibilities or obligations, specifying each such default known to me and the nature and status thereof, and

(3)(A)	I have conducted an examination (based solely on information and
	written reports furnished by each Servicer to me) of the activities of each Servicer during the preceding calendar year and the performance of such Servicer under the related Servicing Agreement, and

(3)(B)	I have examined each Servicers Fidelity Bond and Errors and
	Omissions Policy and each such bond or policy is in effect and conforms to the requirements of the related Servicing
	Agreement, and

(3)(C)	I have received from each Servicer such Servicers annual audited
	financial statements and such other information as is required by the Guide, and

(3)(D)	To the best of my knowledge, based on such examination, each
	Servicer has performed and fulfilled its duties, responsibilities and obligations under its Servicing Agreement in all material respects throughout such year, or, if there has been a default in the performance or fulfillment of any such duties, responsibilities or obligations, specifying each such default known to me and the nature and status thereof.

Sincerely,

/s/ Joan M. Dolce

Joan M. Dolce
Vice President

EXHIBIT 99.2
Annual Certificate of Compliance

Dear Master Servicer:

The undersigned officer certifies the following for the 1999 fiscal year:

(a) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide. To the best of this Officers knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year. If there has been a default or failure of the Servicer to perform any of such duties, responsibilities or obligations a description of each default or failure and the nature and status.

(b) I have confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing:

(c) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(d) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy
(if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(e) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported.

(f) All Custodial Accounts have been reconciled and are properly funded.

(g) All annual reports of Foreclosure and Abandonment of Mortgage
Property required per section 6050j/6050p of the Internal Revenue
Code, respectively, have been prepared and filed.


Certified By:


/s/ Susan Figiel
___________________

Susan Figiel
Senior Vice President
Investor Reporting and Compliance

March 20, 2000

EXHIBIT 99.3
Annual Statement of Independent Accountants

DELOITTE & TOUCHE LLP
Suite 500
Eighth & Main Building
707 East Main Street
Richmond, Virginia 23219
Telephone: 804-697-1500
Facsimile: 804-697-1825

INDEPENDENT ACCOUNTANTS REPORT

To the Board of Directors
Meritech Mortgage Services, Inc.
Fort Worth, Texas

We have examined managements assertion about Meritech Mortgage
Services, Inc.s (Meritech) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of Americas Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 1999 included in the accompanying management assertion. Management is responsible for Meritechs compliance with those minimum servicing standards. Our responsibility is to express an opinion on managements assertion about Meritechs compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and accordingly, included examining on a test basis evidence about
Meritechs compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances.
We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Meritechs compliance with the minimum standards or its servicing requirements.

In our opinion, managements assertion that Meritech complied with the aforementioned minimum servicing standards except as noted in managements assertion as of and for the year ended December 31,1999 is fairly stated in all material respects.

/s/ Deloitte & Touche LLP
--------------------------------
Deloitte & Touche LLP

March 1, 2000


MANAGEMENT ASSERTION

As of and for the year ended December 31, 1999. Meritech Mortgage
Services, Inc. has complied in all material respects with their established minimum servicing standards which were derived from the Mortgage Bankers Association of Americas Uniform Single Attestation Program for Mortgage Bankers except for the following:
(i) Periodically, through June 1999 various accounts were not reconciled in a timely manner. However, all accounts have been and were reconciled within the required 45 days subsequent to June 1999 and for the month ended December 31, 1999 and
(ii) periodically, through 1999, escrow funds on paid in full accounts were not returned to the mortgagee in compliance with state guidelines. Management has seen that system controls were enhanced to insure proper refund of custodial funds occurs within state guidelines. As of and for this same period, Meritech Mortgage Services, Inc. had in effect a fidelity bond and errors and omissions policy in the amount of $25 million and $6 million, respectively.

/s/ Dennis Stowe
---------------------
Dennis Stowe
President

March 24, 2000

EXHIBIT 99.4
Annual Compilation of Selected Financial Information

===================================
Saxon Asset Securities Trust 1999-3
===================================

(1) 1998 annual distribution with respect to the holder's Certificates based on original principal amount of $1,000


                                  Principal         Interest          Total           Original

    Total      Class AF-1           16,396,602.58     3,074,781.64   19,471,384.22         154,198,250.00
               Class AF-2                    0.00     1,635,666.68    1,635,666.68          70,000,000.00
               Class AF-3                    0.00     1,609,116.68    1,609,116.68          67,000,000.00
               Class AF-4                    0.00     1,409,333.32    1,409,333.32          56,000,000.00
               Class AF-5                    0.00       842,666.68      842,666.68          32,000,000.00
               Class AF-6                    0.00     1,056,836.08    1,056,836.08          42,133,000.00
               Class MF-1                    0.00       636,096.84      636,096.84          24,639,000.00
               Class MF-2                    0.00       544,352.12      544,352.12          19,711,000.00
               Class BF-1                    0.00       465,696.00      465,696.00          14,784,000.00
               Class BF-1A           2,422,308.71       331,537.38    2,753,846.09          12,320,000.00
               Class AV-1           11,165,983.37     4,155,046.81   15,321,030.18         202,526,000.00
               Class AV-2            4,351,175.52     1,613,381.31    5,964,556.83          77,887,500.00
               Class MV-1                    0.00       604,064.88      604,064.88          27,684,000.00
               Class MV-2                    0.00       553,953.75      553,953.75          23,219,000.00
               Class BV-1                    0.00       437,096.54      437,096.54          14,289,000.00
               Class BV-1A           2,132,105.68       335,572.23    2,467,677.91          11,609,000.00

 Per $1,000    Class AF-1                106.3346          19.9404        126.2750
               Class AF-2                  0.0000          23.3667         23.3667
               Class AF-3                  0.0000          24.0167         24.0167
               Class AF-4                  0.0000          25.1667         25.1667
               Class AF-5                  0.0000          26.3333         26.3333
               Class AF-6                  0.0000          25.0833         25.0833
               Class MF-1                  0.0000          25.8167         25.8167
               Class MF-2                  0.0000          27.6167         27.6167
               Class BF-1                  0.0000          21.5000         31.5000
               Class BF-1A               196.6160          26.9105        223.5265
               Class AV-1                 55.1336          20.5161         75.6497
               Class AV-2                 55.8649          20.7143         76.5791
               Class MV-1                  0.0000          21.8200         21.8200
               Class MV-2                  0.0000          23.8578         23.8578
               Class BV-1                  0.0000          30.5897         30.5897
               Class BV-1A               183.6597          28.9062        212.5659
                                                                                     ------------------------------
                                                                                        Group I         Group II
                                                                                     ------------------------------

(2)  Prepayments                                                                     15,177,382.58    14,888,616.73
       Extra Principal Distribution Amount                                              	-               -

(3)  Distributions less than the Required Distribution                                          -                -

(4)  Insured Payment                                                                            -                -

(5)  Certificate principal Balance @ 12/31/99

              Class AF-1           137,801,647.42
              Class AF-2            70,000,000.00
              Class AF-3            67,000,000.00
              Class AF-4            56,000,000.00
              Class AF-5            32,391,000.00
              Class AF-6            42,133,000.00
              Class MF-1            24,639,000.00
              Class MF-2            19,711,000.00
              Class BF-1            14,784,000.00
	      Class BF-1A	     9,897,691.29
              Class AV-1           191,360,016.63
	      Class AV-2            73,536,324.48
              Class MV-1            27,684,000.00
              Class MV-2            23,219,000.00
              Class BV-1            14,289,000.00
	      Class BV-1A	     9,476,894.32

     Scheduled Principal Balance of Each Group at 12/31/99                           476,388,643.78   341,696,094.22

(6)  Substitution Shortfalls                                                                     -                -

(7)  Weighted Average Net Rate of Mortgage Loans                                             9.527%           9.409%

(8)  Largest mortgage loan balance outstanding                                          598,721.37        785,711.67

(9)  Servicing Fees                                                                     202,348.47        144,652.61
     Master Servicing Fees                                                               20,093.54         14,452.08

(10) Index value for Variable Rate Certificates @ 12/31/99           5.59%

(11) Pass-through rates for Variable Rate Certificates               8.59%




